Form 10-Q/A
period 2007-03-31
Claymore MACROshares Oil Down Holding Trust; MACRO Securities Depositor, LLC
filed 2007-05-17
CIK 1382992, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly report ended March 31, 2007, filed with the Securities and Exchange Commission on May 15, 2007, is being filed to correct errors contained in Item 1 of Part I in Statement of Cash Flows and errors contained in Item 2 of Part I under "Review of Financial Results". These errors occurred during the preparation of the document for electronic filing on EDGAR.

Except for correcting the errors noted above, no information included in the original 10-Q is amended by this Form 10-Q/A. This Form 10-Q/A speaks only as of the date the 10-Q was originally filed, and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

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

iii

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

* Period November 29, 2006 (commencement of operations) through December 31, 2006.

See notes to the unaudited financial statements

Claymore MACROshares Oil Down Holding Trust
Statement of Cash Flows
For the Three Months Ended March 31, 2007 (Unaudited)

Cash flows from operating activities:

Net loss	$(1,174,778)

Adjustments to reconcile net loss
to net cash used in operating activities:

Non-cash changes in value of settlement contracts and income
distribution agreement with the Up-MACRO Holding Trust	3,317,376
Increase/decrease in operating assets and liabilities:
Interest receivable	10,187
Operating expense payable	89,073

Net cash used in operating activities	2,241,858

Cash flows from financing activities:

Contributions	9,012,166
Redemptions	(26,014,000)
Distributions	(81,860)

Net cash used in financing activities	(17,083,694)

Net decrease in cash and cash equivalents	(14,841,836)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$18,276,964

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

Exhibit 1b

For the period January 1, 2007 to March 31, 2007, the underlying value of the Up-MACRO holding shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.26 (0.39% of UCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.51 and increased throughout the period leading up to the ex-dividend date of March 28, 2007, at which time the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil for the period from January 1, 2007 to March 31, 2007.

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

Review of Financial Results

Results of Operations

On November 29, 2006, the Down-MACRO holding trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for $12,000,000 in cash. Such shares were issued at their initial underlying value of $57.55 per share. Since this date, the Down-MACRO holding trust's underlying value grew from approximately $11,500,000 at November 29, 2006, to approximately $16,246,000 at March 31, 2007. The increase in underlying value resulted primarily from an increase in outstanding shares, which rose from 200,000 at November 29, 2006 to 300,000 at March 31, 2007 due to 500,000 shares (10 units) being created and 400,000 shares (8 units) being redeemed during the period, of which 150,000 shares (3 units) were created in exchange for a deposit of approximately $9,909,900 at the applicable underlying value and 400,000 (8 units) were redeemed in exchange for a withdrawal of approximately $26,014,000 at the applicable underlying value during the three months period ended on March 31, 2007. Each unit consists of 50,000 shares.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way.

Cash Flows From Operations

For the Three Months Ended March 31, 2007
Cash flows from operating activities:

Net loss	$(1,174,778)

Adjustments to reconcile net loss
to net cash used in operating activities:

Non-cash changes in value of settlement contracts and income
distribution agreement with the Up-MACRO Holding Trust	3,317,376
Increase/decrease in operating assets and liabilities:
Interest receivable	10,187
Operating expenses payable	89,073

Net cash used in operating activities	2,241,858

Cash flows from financing activities:

Contributions	9,012,166
Redemptions	(26,014,000)
Distributions	(81,860)

Net cash used in financing activities	(17,083,694)

Net decrease in cash and cash equivalents	(14,841,836)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$18,276,964

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts more closely followed the six-month NYMEX futures contract as opposed to their contractual value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Down-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the six-month NYMEX futures contract.

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

Date: May 17, 2007